Form 10QSB
period 2001-09-30
TEMPLEMORE ACQUISITION CORP
filed 2002-01-22
CIK 1106649

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                 6081 No. 3 Road, Suite 610, Richmond, B.C., Canada
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  604-713-8665
                                  ------------
                           (Issuer's telephone number)


                  2600 Michelson Drive, Suite 490, Irvine, CA 92612
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of January 17, 2001, the Company had 16,121,875 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                          Yes                 No    X
                             -------             -------

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

          Condensed Balance Sheet at September 30, 2001 (unaudited)            3

          Condensed Statements of Operations for the Quarter Ended
                September 30, 2001 and September 30, 2000 (unaudited)          4

          Condensed Statements of Operations for the Nine Months Ended September
                30, 2001 and September 30, 2000 (unaudited)                    5

          Condensed Statements of Cash Flows for the Nine Months Ended September
                30, 2001 and September 30, 2000 (unaudited)                    6

          Notes to Condensed Financial Statements (unaudited)                  7

Item 2.   Management's Discussion and Analysis or Plan of Operation            8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9

Item 2.   Changes in Securities                                                9

Item 3.   Defaults Upon Senior Securities                                      9

Item 4.   Submission of Matters to a Vote of Security Holders                  9

Item 5.   Other Information                                                    9

Item 6.   Exhibits and Reports on Form 8-K                                     9

Signatures                                                                    10

                       TEMPLEMORE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

                                     ASSETS

TOTAL ASSETS                                                          $       -
                                                                      ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                     $       -
                                                                      ----------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                             -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                 500
   Additional paid in capital                                             2,681
   Deficit accumulated during the development stage                      (3,181)
                                                                      ----------

      NET SHAREHOLDERS' EQUITY                                                -
                                                                      ----------

                                                                      $       -
                                                                      ==========


                       TEMPLEMORE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                             CUMULATIVE
                                                                THREE MONTHS               FROM INCEPTION
                                                              ENDED SEPTEMBER 30,         (APRIL 21, 1997)
                                                       -------------------------------    TO SEPTEMBER 30,
                                                            2001              2000              2001
                                                       -------------     -------------     -------------
COSTS AND EXPENSES:

  General and administrative expenses                  $        200      $       150     $      3,181
                                                       -------------     -------------     -------------


NET LOSS                                               $       (200)     $      (150)    $     (3,181)
                                                       =============     =============     =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE            $          -      $         -
                                                       =============     =============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                        500,000           500,000
                                                       =============     =============


                       TEMPLEMORE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             CUMULATIVE
                                                                NINE MONTHS               FROM INCEPTION
                                                             ENDED SEPTEMBER 30,         (APRIL 21, 1997)
                                                       -------------------------------    TO SEPTEMBER 30,
                                                            2001              2000              2001
                                                       -------------     -------------     -------------
COSTS AND EXPENSES:

  General and administrative expenses                  $      1,065      $      1,147      $      3,181
                                                       -------------     -------------     -------------


NET LOSS                                               $     (1,065)     $     (1,147)     $     (3,181)
                                                       =============     =============     =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE            $          -      $          -
                                                       =============     =============


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                        500,000           500,000
                                                       =============     =============


                       TEMPLEMORE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         CUMULATIVE
                                                                 NINE MONTHS            FROM INCEPTION
                                                              ENDED SEPTEMBER 30,      (APRIL 21, 1997)
                                                         ----------------------------  TO SEPTEMBER 30,
                                                              2001          2000           2001
                                                         -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $     (1,065)  $     (1,147)  $     (3,181)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                   -              -              -
                                                         -------------  -------------  -------------

    Net cash used by operating activities                      (1,065)        (1,147)        (3,181)
                                                         -------------  -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES                                -              -              -
                                                         -------------  -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                          -              -            500
  Capital contributions                                         1,065          1,147          2,681
                                                         -------------  -------------  -------------

    Net cash provided by financing activities                   1,065          1,147          3,181
                                                         -------------  -------------  -------------

Net increase (decrease) in cash                                     -              -              -
                                                         -------------  -------------  -------------

CASH, BEGINNING OF PERIOD                                           -              -              -
                                                         -------------  -------------  -------------

CASH, END OF PERIOD                                      $          -   $          -   $          -
                                                         =============  =============  =============

                       TEMPLEMORE ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Templemore Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

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

NOTE C - REORGANIZATION
-----------------------

         On September 21, 2001, the Company entered into a Securities Purchase Agreement and Plan of Reorganization, which was amended on December 27, 2001, whereby it agreed to exchange 12,897,500 shares of its newly issued Common Stock for 100% of the outstanding shares of Great Northern Health, Inc., a Nevada corporation engaged in the healthcare business in Calgary, Alberta, Canada. On December 27, 2001, the Company declared and paid a stock dividend to its pre-closing shareholders of
         5.44875 common shares for each of the 500,000 shares held at that date. Accordingly, the Company's pre-reorganization shareholders will retain a total of 3,224,375 common shares representing 20% of the shares outstanding, post-reorganization. The Reorganization was closed on December 31, 2001, and will be accounted for as a reverse merger.

      Item 2.      Plan of Operation

      The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues.

      On September 21, 2001, the Company entered into a Securities Purchase Agreement and Plan of Reorganization, which was amended on December 27, 2001, whereby it agreed to exchange 12,897,500 shares of its newly issued Common Stock, par value $.001, for 100% of the outstanding shares of Great Northern Health, Inc., a Nevada corporation engaged in the healthcare business in Calgary, Alberta, Canada. The 12,897,500 shares represent direct and beneficial ownership of 80% of the Company's total shares outstanding, post-acquisition. On December 27, 2001, the Company declared and paid a stock dividend to its pre-closing shareholders of 5.44875 common shares for each of the 500,000 shares held at such date. Accordingly, the Company's pre-reorganization shareholders will retain a total of 3,224,375 shares of Common Stock representing 20% of the shares outstanding, post-reorganization. The Reorganization was closed on December 31, 2001, and will be accounted for as a reverse merger.

      In connection with this transaction, the Company's Directors and officers resigned and appointed three new directors: Melvin Howard, Chairman, Michael Hopkinson and Al-Karim Albhai. The new Directors appointed new officers: Melvin Howard, C.E.O.; Robert Patton, President & C.O.O.; and Ian Lambert, Secretary.

      No funds, loans or pledges of any kind were involved in the transaction. This was a stock-for-stock transaction.

      There are no arrangements, known to the Company, the operation of which may, at a subsequent date, result in a change in control of Company.

      The principle used to determine the amount of consideration issued was the negotiated fair market value of the securities. There is no material relationship between or among any of the officers, directors, affiliates and shareholders of Great Northern Health, Inc., or their respective associates, and the officers, directors, affiliates and shareholders of the Company, or their respective associates.

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

      Item 6.     Exhibits and Reports on Form 8-K

                  Exhibits

                  EX-2 Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization

                  Reports on Form 8-K
                  -------------------

                       Current Report as of September 21, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEMPLEMORE ACQUISITION CORPORATION

                                                 By:  /s/ Melvin Howard
                                                    ------------------------
                                                 Melvin Howard, Chairman & CEO

      Dated: January __, 2001